Form 10-Q
period 2023-06-30
MachTen, Inc.
filed 2023-08-28
CIK 1957783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56553

MachTen, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-3979418
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1516 Barlow Street, Suite D
Traverse City, MI	49686
(Address of principal executive offices)	(Zip Code)

(855) 642-4227

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of the close of business on August 24, 2023, was 3,167,222.

INDEX

MachTen, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MachTen, Inc.

Condensed Consolidated Balance Sheets
as of June 30, 2023 (Unaudited) and December 31, 2022

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,443	$1,202
Accounts receivable, less allowances for expected credit loss of $13 and $13 as of June 30, 2023 and December 31, 2022	923	868
Materials and supplies	2,033	1,408
Other current assets	537	507
Total current assets	5,936	3,985

Property, plant and equipment, net	22,051	20,818
Right-of-use assets, net	702	747
Goodwill	100	100
Other noncurrent assets	70	70
Total assets	$28,859	$25,720

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$531	$3,362
Accrued liabilities	2,362	1,157
Current operating lease liability	77	74
Total current liabilities	2,970	4,593

Deferred income taxes	2,718	2,726
Long term operating lease liability	671	710
Asset retirement obligation	142	136
Other noncurrent liabilities	26	26
Total liabilities	6,527	8,191

Commitment and Contingencies (Note 11)
Shareholders’ equity:
Additional paid-in capital	2,800	—
Retained earnings	19,532	17,529
Total shareholders’ equity	22,332	17,529
Total liabilities and shareholders’ equity	$28,859	$25,720

See accompanying notes to unaudited condensed consolidated financial statements.

MachTen, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$3,985	$3,954	$7,856	$7,862

Operating Costs:
Cost of revenue, excluding depreciation	1,331	1,281	2,700	2,496
General and administrative	713	687	1,452	1,278
Depreciation	506	508	1,012	1,113
Total Costs and Expenses	2,550	2,476	5,164	4,887

Operating profit	1,435	1,478	2,692	2,975

Other Income
Investment income	16	1	33	1
Total Other Income	16	1	33	1

Income before income taxes	1,451	1,479	2,725	2,976

Provision for income taxes	(391)	(426)	(722)	(824)

Net Income	$1,060	$1,053	$2,003	$2,152

Net income per share:	$10,600	$10,530	$20,030	$21,520

Weighted-average shares outstanding:	100	100	100	100

See accompanying notes to unaudited condensed consolidated financial statements.

MachTen, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(in thousands, except share data)

	Common Stock Shares	Common Stock Value	Retained Earnings	APIC	Total
Balance at January 1, 2023	100	$—	$17,529	$—	$17,529
Net Income	—	—	943	—	943
Contributions from LICT	—	—	—	2,100	2,100
Balance at March 31, 2023	100	—	18,472	2,100	20,572
Net Income	—	—	1,060	—	1,060
Contributions from LICT	—	—	—	700	700
Balance at June 30, 2023	100	$—	$19,532	$2,800	$22,332

	Common Stock Shares	Common Stock Value	Retained Earnings	APIC	Total
Balance at January 1, 2022	100	$—	$13,512	$—	$13,512
Net Income	—	—	1,099	—	1,099
Distribution to LICT	—	—	(345)	—	(345)
Balance at March 31, 2022	100	—	14,266	—	14,266
Net Income	—	—	1,053	—	1,053
Distribution to LICT	—	—	(1,459)	—	(1,459)
Balance at June 30, 2022	100	$—	$13,860	$—	$13,860

See accompanying notes to unaudited condensed consolidated financial statements.

MachTen, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,003	$2,152
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,012	1,113
Accretion of asset retirement obligation	6	6
Deferred income tax provision	(8)	(211)
Change in operating assets and liabilities:
Trade accounts receivable, net of allowances	(55)	410
Trade accounts payable and accrued liabilities	941	384
Operating lease right of use asset	45	(309)
Operating lease liability	(36)	260
Other assets and liabilities	(660)	(366)
Net cash provided by operating activities	3,248	3,439
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,495)	(943)
Other	(312)	(173)
Net cash used in in investing activities	(4,807)	(1,116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from (Distribution to) LICT, net	2,800	(1,804)
Net cash provided by (used in) financing activities	2,800	(1,804)
Net increase in cash and cash equivalents	1,241	519
Cash and cash equivalents at beginning of period	1,202	1,027
Cash and cash equivalents at end of period	$2,443	$1,546

Supplemental Cash Flow Information
Cash paid for income taxes	$215	$245

See accompanying notes to unaudited condensed consolidated financial statements.

MachTen, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business Organization and Nature of Operations

Except as otherwise indicated or unless the context otherwise requires, “MAC,” “we,” “us,” “our” and the “Company” refer to MachTen, Inc., a Delaware corporation, and its subsidiaries, which after giving effect to the Spin-Off (as defined below) will succeed to LMT Holding Corporation (“LMT Holding”) and its subsidiaries. All references to “LICT” are: (i) for periods prior to the Spin-Off, LICT Corporation, individually or together with its subsidiaries as the context may require; and (ii) for periods after the Spin-Off, LICT Corporation, excluding the LMT Holding and its subsidiaries, after giving effect to the Spin-Off.

We are a newly formed Delaware corporation organized to be the holding company for LMT Holding Corporation (“LMT Holding”), and each of LMT Holding’s indirect wholly-owned operating subsidiaries, Upper Peninsula Telephone Company (“UPTC”), Michigan Central Broadband Company, LLC (“MCBC”), and Alpha Communications Limited, Inc. (“Alpha” and together with LMT Holding, UPTC and MCBC, the “Michigan Businesses”), which operate in Michigan providing regulated and unregulated internet access broadband and communications services including local telephone service, network access, transport, long-distance service, cable television, rural local exchange carrier (“RLEC”), and competitive local exchange carrier (“CLEC”) services. Our principal executive offices are located at 1516 Barlow Street, Suite D, Traverse City, MI 49686.

In July 2023, the Board of Directors of LICT approved the spin-off (the “Separation” or the “Spin-Off”) of 81% of the shares of common stock of MachTen to holders of LICT’s common stock (the “Distribution”) as of 5:00 p.m. New York City time on July 31, 2023 (the “record date”). Prior to the Spin-Off, on August 8, 2023, LICT underwent an internal reorganization and contributed the Michigan Businesses to MachTen.

We expect the Distribution to become effective on August 31, 2023, with each LICT stockholder receiving 150 shares of MachTen’s common stock for every one share of LICT common stock held at close of business on the record date and LICT retaining 19% of the outstanding stock of MachTen.

The condensed consolidated financial statements included in this report, which have been prepared in contemplation of the Spin-Off, have been presented on a “carve-out” basis from LICT’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the Michigan Businesses and include allocation of expenses from LICT for certain functions, including general corporate expenses related to information technology, operations, financial reporting, legal, regulatory and compliance and human resource activities, which may not be representative of the future costs we will incur as an independent public company.  See Note 14 “Subsequent Events” for a further discussion on the Spin-Off.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a “carve-out” basis from LICT’s financial statements and represent the accounts of LMT Holding as of June 30, 2023 (prior to the consummation of the Spin-Off), including select expenses of LICT that were previously allocated to LMT Holding. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. Historically, the Company and its subsidiaries have operated on primarily a stand-alone basis with separate historical financial information. The only allocation the Company is required to make from LICT is an allocation of management fees. These expenses have been allocated to the Company on the basis of revenues, operating expenses, EBITDA, headcount or other relevant measures. Management believes the assumptions underlying the condensed consolidated financial statements, including the assumptions regarding the allocation of corporate expenses from LICT, are reasonable.

The Company’s telephone subsidiaries are regulated by both the Federal Communications Commission (“FCC”) and the Michigan Public Service Commission (“MPSC”). The subsidiaries follow the accounting prescribed by the Uniform System of Accounts of the FCC, the MPSC, and regulated accounting practices. Where applicable, this regulated accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, the Company is required to depreciate telephone plant over useful lives prescribed by regulators that would otherwise be determined by management. Criteria that would give rise to the discontinuance of regulatory accounting practices include (1) increasing competition restricting the Company’s wireline businesses’ ability to establish prices to recover specific costs, and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the applicability of regulatory accounting guidelines based on the developments in its current regulatory and competitive environments.

The accompanying condensed consolidated carve-out financial statements of the Company and select expenses of LICT that are allocated to the Company, show the historical condensed consolidated carve-out financial position, results of operations, changes in shareholders’ equity and cash flows of the Company. These condensed consolidated carve-out financial statements have been derived from the accounting records of the Company on a carve-out basis and should be read in conjunction with the accompanying notes thereto. These unaudited condensed consolidated carve out financial statements do not purport to reflect what the results of operations, financial position, or cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented. These unaudited condensed consolidated carve out financial statements should be read in conjunction with the financial statements and notes included in our audited consolidated financial statements for the year ended December 31, 2022.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. As described in Note 6, “Related Party Transactions,” certain transactions between the Company and LICT have been included in these unaudited condensed consolidated financial statements. All other intercompany profits, transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the valuation of deferred tax assets; liabilities for income tax uncertainties; the application of regulated accounting practices such as reserves for National Exchange Carrier Association (“NECA”) revenues; asset retirement obligations; and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Cash Equivalents

Cash equivalents consist of U.S. Treasury money market funds with original maturities of three months or less when purchased.

Concentration of Risks

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts payable and accrued liabilities. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair values of these financial instruments approximate their carrying values. Management believes the financial risks associated with these financial instruments are minimal.

Cash equivalents held in U.S. Treasury money market funds as of June 30, 2023 and December 31, 2022 totaled $1.9 million and $0.7 million, respectively, and are insured by the Securities Investor Protection Corporation up to $500,000 per separate capacity account. The Company maintains its cash balance in accounts that, at times, may exceed the $250,000 Federal Deposit Insurance Corporation limits per financial institution.

The Company received revenue from the Federal Universal Service Fund (“USF”), various state funds and NECA in excess of ten percent of consolidated revenue for the three months ended June 30, 2023 and 2022. The revenue received from these sources for each of the three months ended June 30, 2023 and 2022 were $2.5 million (62% and 62% of revenue, respectively). Revenue received from these sources for the six months ended June 30, 2023 and 2022 were $5.0 million (63% of revenue) and $4.9 million (63% of revenue) respectively. A loss of revenue from these sources could negatively impact our operations and results.

Fair Value Measurement

The Company follows the authoritative guidance of ASC 820, Fair Value Measurement, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis, and of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a nonrecurring basis or are presented only in disclosures.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Level 3 inputs are unobservable.

Asset Retirement Obligations

The Company’s asset retirement obligation (“ARO”) primarily represents the fair value of a liability that the Company will incur to restore leased locations to their pre-lease conditions. In the determination of fair value for an ARO, the Company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, discount and inflation rates. AROs are primarily recorded for the Company’s leased fiber, leased tower sites, pole attachments and submarine cable.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for expected credit losses is the Company’s best estimate of the amount of expected credit losses in the Company’s existing accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, current and anticipated future economic conditions and reasonable and supportable information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is doubtful. Due to the dispersed geographic nature of the Company’s operations and the residential nature of its customers, no single customer, or identifiable group of customers, accounts for a significant amount of the Company’s receivable balances, other than from NECA or the Universal Service Administrative Company (“USAC”), as discussed in Revenue Recognition below.

Materials and Supplies

Materials and supplies are stated at cost and are not held for sale, but rather for purposes of supporting the Company’s business. Major components are fiber, copper, coax cable, routers and various electronics.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and include expenditures for additions and major improvements for the Company’s regulated telephone companies, including an allowance for funds used during construction where appropriate. Maintenance and repairs are charged to operations as incurred. Depreciation of telephone plant is computed on the straight-line method using class or overall group rates acceptable to regulatory authorities. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment, and as such, amounts are recovered through rates authorized by regulatory authorities. Accordingly, the Company is required to depreciate plant and equipment over the useful lives that would otherwise be determined by management. Depreciation of non-telephone property is computed on the straight-line method over the estimated useful lives of the assets.

Depreciable lives for the Company’s telephone and non-telephone businesses, excluding land, range from 15 to 40 years for buildings, 3 to 50 years for Machinery and equipment and 3 to 25 years for other assets. Regulated telecommunication assets acquired from other regulated entities are capitalized following the FCC’s rules, including affiliated transaction rules if acquired from an affiliated company.

When a portion of the Company’s depreciable property, plant and equipment relating to its telephone operations business is retired, the gross carrying value of the assets is charged to accumulated depreciation, in accordance with regulated accounting procedures. Cost of removal and salvage, if any, are also charged to the accumulated depreciation account per the FCC rules.

Goodwill

On September 10, 2019, UPTC acquired selected assets and operations from Sunrise Communications, a Cable television provider in Northern Michigan resulting in the recognition of $0.1 million of goodwill. The Company evaluates goodwill for indicators of impairment. If there are indicators of impairment and we determine that the reporting unit’s carrying amount exceeds its fair value, we record an impairment charge to the extent the carrying amount exceeds the reporting unit’s estimated fair value. No impairment was recorded as of June 30, 2023 and December 31, 2022.

There were no indicators of impairment to the Company’s goodwill and no impairment charges were recorded for the three and six months ended June 30, 2023 and 2022.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases. There were no asset impairments recorded for the three and six months ended June 30, 2023 and 2022.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Revenue Recognition

Certain revenue streams are measured according to ASC 606, Revenue from Contracts with Customers, which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or service to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach: (1) identification of the contract, or contracts, with a client, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when, or as, we satisfy a performance obligation.

At contract inception, the Company assesses the goods and services to be provided to the customer and identifies the associated performance obligation. The Company considers all obligations, whether they are explicitly stated in the contract or are implied by customary business practices.

The Company also has revenue that is accounted for in accordance with other guidance other than ASC 606, including revenue from regulated RLEC which is required to follow the Code of Federal Regulations (“CFR”) Title 47- Telecommunications Part 32 established by the FCC.

See Note 9 “Revenue Recognition” for a discussion of our revenue recognition policies.

Leases

The Company recognizes leases in accordance with ASC 842, Leases, which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. If a rate implicit in the lease is not known, the estimated incremental borrowing rate is utilized and is derived from information available at the lease commencement date to determine the present value of lease payments. To estimate the incremental borrowing rate, a risk-free rate plus incremental interest rate spread for collateralized debt is used and updated on an annual basis. Multiple incremental borrowing rates that correspond to term of the leases are used.

Short-term leases primarily consist of month-to-month leases where either party has the option to cancel with less than one year’s notice, or for those leases where the agreement terms are not final. Expenses are recognized as incurred.

Income Taxes

The Company calculates its tax provision using the separate return method. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax effects attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Accounting guidance concerning uncertain income tax positions requires the Company to recognize the effect of income tax positions only if those positions are more likely than not to be sustained. There were no uncertain tax positions to report as of June 30, 2023 and December 31, 2022. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company does not have any dilutive securities that would result in diluted earnings per share.

Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10 (Topic 832), which requires business entities to disclose information about certain government assistance they receive. The ASU is effective for annual reporting periods beginning after December 15, 2021. The Company adopted this ASU effective January 1, 2022. The Company receives Alternative Connect America Cost Model (“ACAM”) funding which is included in Revenues in the Condensed Consolidated Statements of Income at an amount of $2.2 million for each of the three months ended June 30, 2023 and 2022. ACAM revenue for each of the six months ended June 30, 2023 and 2022 was $4.4 million. The Company also receives Connect America Fund – Intercarrier Compensation (“CAF-ICC”) funding which is included in Revenues in the Condensed Consolidated Statement of Income at an amount of $0.3 million and 0.2 million respectively for the three months ended June 30, 2023 and 2022. CAF-ICC revenues for the six months ended June 30, 2023 and 2022 were 0.6 million and 0.4 million, respectively.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments: Credit Losses (Topic 326) (“ASU 2016-13”), which requires measurement and recognition of expected losses for financial assets held. The new standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new-forward looking approach, based on expected losses. The estimate of expected credit losses requires organizations to incorporate considerations of historical information, current conditions, and reasonable and supportable forecasts. The standards update is effective prospectively for annual and interim periods beginning after December 15, 2022 for private and smaller reporting companies. The Company adopted ASU 2016-13 on January 1, 2023. Adoption of the new guidance did not have a material impact on the financial statements.

Note 4. Property, Plant and Equipment

Components of the Company’s property, plant and equipment and accumulated depreciation are as follows (in thousands):

	June 30,	December 31,
	2023	2022
	(unaudited)
Land	$78	$78
Motor Vehicles	1,032	1,036
Buildings and leasehold improvements	2,881	2,881
Fiber Cable	36,334	35,813
Circuit and Switching Equipment	14,447	14,440
Other	2,585	2,550
Construction in progress	9,096	7,416
	66,453	64,214
Accumulated depreciation	(44,402)	(43,396)
Total	$22,051	$20,818

Depreciation expense for the three months ended June 30, 2023 and 2022 were $0.5 million and $0.5 million, respectively and $1.0 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.

Note 5. Accrued Liabilities

As of June 30, 2023 and December 31, 2022, the accrued liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
	(unaudited)
Accrued income taxes	$1,411	$815
Accrued payroll and employee benefits	69	219
Accrued for other expenses	882	123
Total	$2,362	$1,157

Note 6. Related Party Transactions

As of and for the six months ended June 30, 2023, LMT Holding operated, with its subsidiaries, under the LICT organization of LICT. LICT is a holding company of other telecom subsidiaries which have similar operations to LMT Holding.

As of and for the six months ended June 30, 2023, LMT Holding transferred cash to LICT on a regular basis. Funds were sent as payment for expenses including annual management and director fees, which are calculated as a ratio based on performance compared to all LICT subsidiaries as a whole. Management fees expense charged to LMT Holding by LICT for each of the three months ended June 30, 2023 and 2022 were $0.2 million, and $0.4 million for each of the six months ended June 30, 2023 and 2022. These fees are included in general and administrative expenses in the Condensed Consolidated Statements of Operations. Internal director fees expense charged to LMT Holding for each of the three and six months ended June 30, 2023 and 2022 was $0.1 million and is also included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As of June 30, 2023 and December 31, 2022, LMT Holding had $1.9 million and $0.7 million, respectively, invested in U.S. Treasury money market funds for which affiliates of LMT Holding’s Chairman serve as investment managers to the respective funds.

The Company also engages in monthly transactions with Western New Mexico Telephone Corporation, another subsidiary under LICT where the Company is charged a percentage of an LICT officer’s salary. The Company’s allocation has been less than $0.1 million for each of the three and six months ended June 30, 2023 and 2022 and is included in General and administrative expenses in the Condensed Consolidated Statements of Income.

Note 7. Fair Value Measurement

The Company has assets that are measured at fair value: U.S. Treasury money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, which are classified as Level 1 inputs because they are valued using quoted market prices. U.S. Treasury money market funds had a value of $1.9 million as of June 30, 2023 and $0.7 as of December 31, 2022. Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these instruments do not differ materially from their respective fair value due to the immediate or short-term nature of these items. There are no Level 2 or Level 3 financial assets and liabilities as of June 30, 2023 and December 31, 2022.

Asset retirement obligations for the fair value of legal obligations associated with asset retirements and a corresponding increase in the carrying amount of the related long-lived asset in the period in which the obligations are incurred. In periods subsequent to initial measurement, the Company recognizes changes in the liability resulting from the passage of time and updates to the timing or the amount of the original estimates. Level 3 inputs are unobservable and used for the fair value calculation of asset retirement obligations. See Note 13 “Asset Retirement Obligation” for a discussion of the Company’s asset retirement obligations.

Note 8. Employee Benefit Plans

UPTC maintains a defined contribution plan. Contributions under this plan, are based primarily on the financial performance of the business units and employee compensation. Total discretionary employer contribution expense related to these plans for each of the three and six months ended June 30, 2023 and 2022 was less than $0.1 million, which is included in the condensed consolidated Statements of Operations.

Note 9. Revenue Recognition

Revenue Accounted for in Accordance with ASC 606

Local access revenue is accounted for under ASC 606 and comes from providing local telephone exchange services billed to end users in accordance with tariffs filed with the MPSC. Local access revenue is predominantly billed in advance and recognized as revenue when earned.

Interstate and intrastate access revenues handled as “bill-and-keep” (see notes under Revenue Accounted for in Accordance with Other Guidance) are accounted for under ASC 606, for which revenues are recognized as services are provided.

Broadband and related services, video, including cable modem, and certain other revenues, are accounted for under ASC 606, for which revenues are recognized as services are provided.

Revenue Accounted for in Accordance with Other Guidance

Regulated RLECs are required to follow CFR Title 47-Telecommunications Part 32 established by the FCC; therefore, Part 32 contains the Other Guidance which the Company’s RLECs follow. Certain revenues for regulated companies are derived from the Company’s cost for providing services. Revenue that is billed in arrears includes most intrastate and interstate network access services, nonrecurring local services, and long-distance services. The earned but unbilled portion of this revenue is recognized as revenue in the period that the services are provided.

Revenues from intrastate access are based on tariffs approved by the MPSC and are subject to ASC 606 because they are handled on a bill-and-keep basis. Revenues from interstate access are either bill-and-keep or are derived from settlements with NECA or USAC. Intrastate USF, Interstate USF and Interstate settlement revenues are not accounted for under ASC 606. NECA was created by the FCC to administer interstate access rates and revenue pooling on behalf of small local exchange carriers who elect to participate in a pooling environment. The Company’s RLEC subsidiaries include two cost-based companies that participate in the NECA interstate traffic sensitive access pool. Interstate settlements for cost-based companies are determined based on the Company’s cost of providing interstate telecommunications service, including investments in specific types of infrastructure and operating expenses and taxes.

Both of the Company’s RLECs receive a fixed amount of USF support paid from USAC through NECA based on the FCC’s Alternative Connect America Cost Model (“A-CAM”) program. The A-CAM program provides revenue through 2028 based on a cost model, rather than company-specific costs. Carriers electing A-CAM are required to maintain voice and provide broadband service of at least 10/1 Mbps or 25/3 Mbps to a certain percentage of locations by the end of the support term in 2028, with deployment milestones along the way. A-CAM revenues for each of the three months ended June 30, 2023 and 2022 were 2.2 million. A-CAM revenue for each of the six months ended June 30, 2023 and 2022 was $4.4 million.

For all taxable revenue, the Company collects taxes from its customers on behalf of various governmental authorities and remits these taxes to the appropriate authorities. The collection of such taxes and fees is not recognized as revenue. Deferred revenue resulting from large non-regulated business installations or other non-regulated services are included in other liabilities and are amortized over the customer life.

The following tables provide the Company’s revenue disaggregated on the basis of revenue source and products (in thousands):

For the Three Months Ended June 30, 2023
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Regulated Revenue
Local access	$326	—	$326
Interstate access and USF	314	2,349	2,663
Intrastate access and USF	18	—	18
Other	28	—	28
Total Regulated Revenue	$686	2,349	$3,035
Non-Regulated Revenue
Broadband and other services	$779	—	$779
Video	43	—	43
Other	128	—	128
Total Non-Regulated Revenue	$950	—	$950
Total Revenue	$1,636	2,349	$3,985
For the Three Months Ended June 30, 2023
Revenue by type of recognition:
Services transferred over time	$1,600
Equipment and long-distance service transferred at a point in time	36
Total Revenue	$1,636

For the Three Months Ended June 30, 2022
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Regulated Revenue
Local access	$327	—	$327
Interstate access and USF	290	2,336	2,626
Intrastate access and USF	23	68	91
Other	25	—	25
Total Regulated Revenue	$665	2,404	$3,069
Non-Regulated Revenue
Broadband and other services	$725	—	$725
Video	9	—	9
Other	151	—	151
Total Non-Regulated Revenue	$885	—	$885
Total Revenue	$1,550	2,404	$3,954
For the Three Months Ended June 30, 2022
Revenue by type of recognition:
Services transferred over time	$1,505
Equipment and long-distance service transferred at a point in time	45
Total Revenue	$1,550

For the Six Months Ended June 30, 2023
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Regulated Revenue
Local access	$640	—	$640
Interstate access and USF	623	4,671	5,294
Intrastate access and USF	37	—	37
Other	57	1	58
Total Regulated Revenue	$1,357	4,672	$6,029
Non-Regulated Revenue
Broadband and other services	$1,499	—	$1,499
Video	53	—	53
Other	275	—	275
Total Non-Regulated Revenue	$1,827	—	$1,827
Total Revenue	$3,184	4,672	$7,856
For the Six Months Ended June 30, 2023
Revenue by type of recognition:
Services transferred over time	$3,109
Equipment and long-distance service transferred at a point in time	75
Total Revenue	$3,184

For the Six Months Ended June 30, 2022
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Regulated Revenue
Local access	$658	—	$658
Interstate access and USF	587	4,668	5,255
Intrastate access and USF	45	137	182
Other	40	1	41
Total Regulated Revenue	$1,330	4,806	$6,136
Non-Regulated Revenue
Broadband and other services	$1,410	—	$1,410
Video	16	—	16
Other	300	—	300
Total Non-Regulated Revenue	$1,726	—	$1,726
Total Revenue	$3,056	4,806	$7,862
For the Six Months Ended June 30, 2022
Revenue by type of recognition:
Services transferred over time	$2,969
Equipment and long-distance service transferred at a point in time	87
Total Revenue	$3,056

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of June 30, 2023. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606: (1) The performance obligation is part of a contract that has an original expected duration of one year or less and (2) Revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer in accordance with ASC 606-10-55-18.

The Company has elected these practical expedients. Performance obligations related to our service revenue contracts are generally satisfied over time. For services transferred over time, revenue is recognized based on amounts invoiced to the customer as the Company has concluded that the invoice amount directly corresponds with the value of services provided to the customer. Management considers this a faithful depiction of the transfer of control as services are substantially the same and have the same pattern of transfer over the life of the contract. As such, revenue related to unsatisfied performance obligations that will be billed in future periods has not been disclosed.

Transaction Price Allocated to Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with customers that are unsatisfied, or partially unsatisfied, are accounted for in accordance with ASC 606. For equipment delivery, installation and configuration, and services, the performance obligation is expected to be satisfied within 12 months. For business broadband and other services, the performance obligation will be satisfied as the service is provided over the terms of the contracts, which typically range from one to five years. The Company’s agreements with its residential customers are typically originated on a month-to-month basis, or one to two-year contracts converting to a month-to-month basis after expiration, and no provision is made for future performance obligations.

Contract Assets and Liabilities

The Company incurs certain incremental costs to obtain contracts that it expects to recover. These costs consist primarily of sales commissions and other directly related incentive compensation payments related to customer contracts. Incremental costs of obtaining contracts for which the term is one year or less are expensed as incurred. The Company does not incur material contract fulfillment costs associated with is contracts with customers. The cost of the Company’s network and related equipment, and enhancements to the network required under customer contracts, is accounted for in accordance with ASC 360, Property, Plant and Equipment. When a customer adds a distinct service to an existing contract for the standalone selling price of that service, the new service is treated as a separate contract. Contract modifications and cancellations did not have a material effect for the three and six months ended June 30, 2023. The Company did not have any contract assets and liabilities as of June 30, 2023 and December 31, 2022. The Company did not incur any material commission fees or costs associated with installation and infrastructure as of June 30, 2023 and December 31, 2022.

Note 10. Leases

The Company’s leases primarily consist of towers for wireless equipment and dark fiber.

Lease terms may include options to extend or terminate the lease. Options to extend leases are included when, based on the individual lease and the Company’s business objectives at lease inception, it is reasonably certain they will be exercised. Leases with a term of 12 months or less are not recorded on the condensed consolidated balance sheets.

The practical expedient was elected to combine the lease and non-lease components for all asset classes. The following table summarizes the components of lease expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022
Operating lease cost	$36	$37
Total Lease Cost	$36	$37

	For the Six Months Ended June 30,
	2023	2022
Operating lease cost	$72	$69
Total Lease Cost	$72	$69

The weighted-average remaining lease term and the weighted-average discount rate for operating leases are as follows:

	June 30,	December 31,
	2023	2022
(unaudited)
Weighted-average remaining lease term (in years) - operating leases	13.67 years	14 years
Weighted-average discount rate - operating leases	7.1%	7.0%

The following table provides a summary of minimum payments for operating leases (in thousands):

Year ending December 31,
2023 (6 months)	$64
2024	129
2025	105
2026	67
2027	69
Thereafter	945
Total Obligation	$1,379
Less: amount representing interest and discount	(631)
Present Value of Future Minimum Lease Payments	$748
Less: current portion	(77)
Lease obligations, net of current portion	$671

ROU assets were approximately $0.7 million and $0.7 million at June 30, 2023 and December 31, 2022.

Note 11. Commitments and Contingencies

Litigation

The Company is involved from time to time in various legal proceedings, regulatory investigations, and claims arising in the normal conduct of business, which may include proceedings that are specific to the Company and others generally applicable to business practices within the industries in which the Company operates. A substantial legal liability or a significant regulatory action against the Company could have an adverse effect on the business, financial condition, and on the results of operations in a particular year.

In August 2022, the Company filed a lawsuit with the Delta County Circuit Court for a temporary restraining order against Atlantic Engineering Group (“AEG”) and a former employee who was causing damage to the Company’s cables by converting the Company’s position on the electric poles and placing them in a position that was below the minimum clearance and in unserviceable locations. The Company won the motion and was granted the temporary restraining order. During the same month, the AEG filed a counter lawsuit claiming that the Company’s lawsuit was anti-competitive behavior in its nature. At this time the outcome of either claim cannot be determined and there is no amount associated with the counter claim and no amounts are accrued as of June 30, 2023.

Connecting Michigan Communities 3.0 Grant

On May 2, 2022, the Michigan Department of Technology, Management, and Budget (“DTMB”) announced UPTC was a successful recipient of a $2.0 million CMIC 3.0 broadband grant, which it applied for in January 2022, requiring a CapEx match of $2.0 million for a total project cost of $4.0 million. This project was accepted and is underway. The Company accounts for any grants by netting the amounts in connection with the respective capital expenditure to which it applies. For the six months ended June 30, 2023, the Company received $0.5 million of the CMIC 3.0 broadband grant. This project is anticipated to be completed during the second quarter of 2024.

Note 12. Asset Retirement Obligations

The Company is subject to asset retirement obligations associated with its leased fiber, leased tower sites, pole attachments and submarine cable. Asset retirement obligations generally include obligations to restore leased locations to their pre-lease conditions.

The Company owns cable and wire and also leases property and towers used for housing equipment and fiber cable. These assets and leases often have removal or remediation requirements associated with them. For example, the Company’s cable, wire, and wireless equipment are often located on property that is not owned by the Company and are often subject to the provisions of easements, permits, or leasing arrangements. Pursuant to the terms of the permits, easements, or leasing arrangements, the Company is often required to remove these assets and return the property to its original condition at some defined date in the future.

In 2023 and 2022, the Company performed a review of the assumptions and estimated costs related to asset retirement obligations. The results of the review are as follows.

	June 30,	December 31,
	2023	2022
	(unaudited)
Beginning Balance	$136	$125
Accretion Expense	6	11
Ending Balance	$142	$136

Note 13. Segment Information

We operate in the Telecommunications Segment and have no other significant business segments. The Telecommunications Segment consists of broadband, voice and video services delivered to the customer.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of August 28, 2023.

In July 2023, the Board of Directors of LICT approved the Spin-Off of 81% of the shares of common stock of MachTen to holders of LICT’s common stock as of 5:00 p.m. New York City time on July 31, 2023, the record date. Prior to the Spin-Off, on August 8, 2023, LICT undertook an internal reorganization and contributed the Michigan Businesses to MachTen.

We expect the Distribution to become effective on August 31, 2023, with each LICT stockholder receiving 150 shares of MachTen’s common stock for every one share of LICT common stock held at close of business on the record date and LICT retaining 19% of the outstanding stock of MachTen.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated or unless the context otherwise requires, “MAC,” “we,” “us,” “our” and the “Company” refer to MachTen, Inc., a Delaware corporation, and its subsidiaries, which after giving effect to the Spin-Off (as defined below) will succeed to LMT Holding Corporation (“LMT Holding”) and its subsidiaries. All references to “LICT” are: (i) for periods prior to the Spin-Off, LICT Corporation, individually or together with its subsidiaries as the context may require; and (ii) for periods after the Spin-Off, LICT Corporation, excluding the LMT Holding and its subsidiaries, after giving effect to the Spin-Off.

Overview

We are a newly formed Delaware corporation organized to be the holding company for LMT Holding Corporation (“LMT Holding”), and each of LMT Holding’s indirect wholly-owned operating subsidiaries, Upper Peninsula Telephone Company (“UPTC”), Michigan Central Broadband Company, LLC (“MCBC”), and Alpha Communications Limited, Inc. (“Alpha” and together with LMT Holding, UPTC and MCBC, the “Michigan Businesses”), which operate in Michigan providing regulated and unregulated internet access broadband and communications services including local telephone service, network access, transport, long-distance service, cable television, rural local exchange carrier (“RLEC”), and competitive local exchange carrier (“CLEC”) services.

In July 2023, the Board of Directors of LICT approved the spin-off (the “Separation” or the “Spin-Off”) of 81% of the shares of common stock of MachTen to holders of LICT’s common stock (the “Distribution”) as of 5:00 p.m. New York City time on July 31, 2023 (the “record date”). Prior to the Spin-Off, on August 8, 2023, LICT undertook an internal reorganization and contributed the Michigan Businesses to MachTen.

We expect the Distribution to become effective on August 31, 2023, with each LICT stockholder receiving 150 shares of MachTen’s common stock for every one share of LICT common stock held at close of business on the record date and LICT retaining 19% of the outstanding stock of MachTen.

The Company provides an array of broadband and communications services, primarily in rural areas but with continuing expansions in adjacent or nearby urban communities, which are detailed in the Telecommunications Operations section of this document. Our history has been principally as an operator of rural telephone service via our RLECs. Our two RLEC operations have provided customary voice telephone services, and in more recent years increasingly higher capacity broadband services, primarily in rural parts of both the Upper Peninsula and the lower portion of Michigan. We continue to operate in these rural areas, and have also been actively transitioning to add a heightened focus on high-speed broadband in more populated areas of Michigan. As technologies have evolved to permit faster and faster speeds, we have also evolved to use these developments for providing enhanced service offerings both in our traditional and in our new service territories.

The broad array of services which we provide to residential, commercial and governmental customers include:

–	Broadband services with steadily increasing transmission capacities, through fiber optic facilities, fixed wireless technologies, Digital Subscriber Lines (“DSL”), and coaxial cable via cable modem;

–	Video services, including cable television and Over-The-Top (“OTT”) services;

–	Local and long-distance telephone service;

–	Access for other telephone service providers to the intra-state and interstate networks;

–	Private line connections between, for example, two branches of a business;

–	Public access, including, for example, 911 service;

–	Managed Hosting, where we host virtual switchboards for customers.

The federal authorities and the Michigan state government, particularly through the MPSC, have long had a policy of encouraging and promoting telephone, broadband and other communication services in rural areas. Public policy, at both the federal and state levels, has traditionally recognized that the availability of modern communications capabilities in rural areas benefit not only the citizens who live and work there, but the nation as a whole. The RLECs that form the core of our Company provide communications services that would not be economically feasible, due to the sparseness and widespread distribution of the population we serve, without Universal Service Fund (“USF”) mechanisms. The USF programs have consistently evolved (and continue to do so) to address the need to provide upgraded service based on customer needs through the use of new technologies which permit the offering of new and improved services. To that end, the USF programs encourage RLECs to invest in and expand their use of new communications technologies for the benefit of their customers. However, there is no guarantee that such support programs will continue at the same levels, or increase at the same amounts, as they have in the past. Some reductions have already occurred including the elimination of state USF revenues, although the FCC’s Alternative Connect America Cost Model (“A-CAM”) support program increased the Company’s USF revenues. In addition, current federal and state grant programs, discussed below, have significantly increased the amount of potential funding to build out high speed broadband service. Overall, we believe that governmental agencies will continue to encourage and support the provision of expanded modern communications services to people living in high-cost, rural areas. We believe that this expansion is creating opportunities for us to develop the Company’s RLEC business, as our rural customers are demanding more and better communications services which we will be able to provide with our new technological infrastructure.

Increasing demand for high-speed connectivity, partially fueled by the COVID-19 pandemic, has been a major driver of growth for our Company. In particular, the number of our broadband subscribers has grown in the past two years as a result of the growth of remote work, distance learning and other on-line activities. This has been offset, in part, by reductions in the number of traditional voice telephone lines we serve, as consumers replace traditional telephone connections with new technologies. We expect such shifts in consumer behavior to continue and we, in turn, are continuing to develop our Company as a broad-based communications provider, using the newest technologies as rapidly as we are able to deploy them.

A brief summary of recent developments in governmental support for rural communications will provide a picture of the regulatory status quo and its possible future trajectory for our RLECs.

Effective January 1, 2017, the FCC instituted a revised, voluntary USF mechanism for eligible rate-of-return RLECs, called A-CAM. A-CAM replaced two prior cost-based USF support programs, known as Interstate Common Line Support (“ICLS”) and High Cost Loop Support (“HCLS”). For our RLECs, these previous programs were based on actual expenditures for operations and an authorized cost of capital. The A-CAM program which replaced these mechanisms was designed to expedite the deployment of broadband capabilities throughout the nation’s rural areas. Both of our RLECs elected to adopt A-CAM, which originally provided a fixed amount of annual funding for a ten-year period beginning January 1, 2017. The A-CAM program requires that our ILECs meet certain broadband build-out requirements over that ten-year period. Our RLECs have always been and continue to be compliant with these build-out requirements. In return, UPTC receives $8.0 million per year and MCBC receives $0.7 million per year in A-CAM support.

In February 2019, the FCC expanded the A-CAM program and offered to extend the A-CAM annual support payments for two additional years, contingent upon the acceptance of increased broadband build-out requirements. Our RLECs accepted this offer and thus will continue to receive A-CAM support through 2028.

The Company expects broadband growth to accelerate as we deploy Fiber-To-The-Home (“FTTH”) to more locations. To partially fund construction of FTTH, the Company is currently working to obtain environmental clearance on three significant United States Department of Agriculture (“USDA”) ReConnect III grants that have been awarded. These grants would fund 75% of FTTH projects estimated to cost approximately $75-85 million

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023 the Company had current assets of $5.9 million and current liabilities of $3.0 million resulting in working capital surplus of $2.9 million compared to $0.6 million deficit at December 31, 2022.

In connection with the Spin-Off, we intend to incur indebtedness in an aggregate principal amount of approximately $20.0 million by drawing down on a senior secured revolving credit facility which we intend to put in place with CoBank, ACB. These funds will be used to pay a dividend to LICT in connection with the Spin-Off of $15.0 million. The remaining $5.0 million will be maintained as cash on hand for general corporate purposes.

Our primary sources of liquidity for the three months ended June 30, 2023 were proceeds generated from cash generated from operations and our cash and cash equivalents. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term. We do not have any material cash requirements, including capital expenditure requirements or any known contractual requirements as of June 30, 2023. Cash as of June 30, 2023 was $2.4 million compared to $1.2 million at December 31, 2022.

Sources and Use of Cash

The Company anticipates being able to continue to produce positive operating cash flows and that, together with our available liquid assets, should be sufficient to meet our cash requirements. We expect to generate $8.7 million annually in revenue from the FCC’s A-CAM program which will continue through December 31, 2028. The RLEC industry filed a proposal with the FCC for a voluntary extension of the A-CAM program through 2034 at an increased amount of A-CAM support based on a commitment by each company to build-out 100 Mbps or greater broadband to A-CAM-funded locations. While the FCC has not yet approved any extension of A-CAM past 2028, the RLEC industry is optimistic that the FCC will adopt some type of A-CAM extension. The Company is evaluating options for accepting the Extended A-CAM industry proposal, if the FCC adopts it or some modification thereof. The extended A-CAM industry proposal would also provide additional funding past 2034 once build-out was completed. Looking forward, we expect to have additional liquidity through several sources: maintaining an adequate cash balance from operations, access to global funding sources including debt, and credit facilities. In addition to these resources, we expect that to have improved cash flows resulting from stronger operating performance, and savings from structural actions to reduce infrastructure and overhead costs.

The following table summarizes cash flows for the three months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
Dollars in thousands:	2023	2022	Increase (Decrease)
Net cash provided by (used in):
Net cash provided by operating activities	$3,178	$3,439	$(261)	(8)%
Net cash used in investing activities	(4,807)	(1,116)	(3,691)	(331)%
Net cash provided by (used in) financing activities:	2,800	(1,804)	4,604	255%
Change in Cash	$1,171	$519	$652	126%

Net cash provided by operating activities

Net cash provided by operating activities was relatively unchanged for the six months ended June 30, 2023 and 2022 at $3.2 and $3.4 million, respectively.

Net cash used in financing activities

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2023, compared to a net cash used in financing activities of $1.8 million for the six months ended June 30, 2022, an increase of $4.6 million. The increase was due to an increase in the amount of contributions from LICT of approximately $2.8 million for the six months ended June 30, 2023, while the six months ended June 30, 2022 was a distribution to LICT of $2.0 million.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2023 and 2022

	For the Three Months Ended June 30,
	2023	2022	Increase (Decrease)
Revenue:
Regulated revenue:
Interstate access & USF	$2,663	$2,626	$37	1%
Local Access	326	327	(1)	—%
Intrastate access & USF	18	91	(73)	(80)%
Other	28	25	3	12%
Total regulated revenue	3,035	3,069	(34)	(1)%
Non-regulated revenue:
Broadband and related services	779	725	54	7%
Video (including cable modem)	43	9	34	378%
Other	128	151	(23)	(15)%
Total non-regulated revenue	950	885	65	7%
Total revenue	3,985	3,954	31	1%

Operating Costs and Expenses:
Cost of revenue, excluding depreciation	1,331	1,281	50	4%
General and administrative	479	478	1	—%
Management fees	175	150	25	17%
Internal director fees	56	56	—	—%
Accretion expense	3	3	—	—%
Depreciation	506	508	(2)	—%
Total operating costs and expenses	2,550	2,476	74	3%
Operating Profit	1,435	1,478	(43)	(3)%
Other income (expense):
Investment income	16	1	15	1500%
Total other income	16	1	15	1500%
Income before income taxes	1,451	1,479	(28)	(2)%
Provision for income taxes	(391)	(426)	35	(8)%
Net Income	$1,060	$1,053	$7	1%

Key Metrics
Access lines	3,911	4,050	(139)	-3%

	For the Six Months Ended June 30,
	2023	2022	Increase (Decrease)
Revenue:
Regulated revenue:
Interstate access & USF	$5,294	$5,255	$39	1%
Local Access	640	658	(18)	(3)%
Intrastate access & USF	37	182	(145)	(80)%
Other	58	41	17	41%
Total regulated revenue	6,029	6,136	(107)	(2)%
Non-regulated revenue:
Broadband and related services	1,499	1,410	89	6%
Video (including cable modem)	53	16	37	231%
Other	275	300	(25)	(8)%
Total non-regulated revenue	1,827	1,726	101	6%
Total revenue	7,856	7,862	(6)	—%

Operating Costs and Expenses:
Cost of revenue, excluding depreciation	2,700	2,496	204	8%
General and administrative	985	861	124	14%
Management fees	350	300	50	17%
Internal director fees	111	111	—	—%
Accretion expense	6	6	—	—%
Depreciation	1,012	1,113	(101)	9%
Total operating costs and expenses	5,164	4,887	277	6%
Operating Profit	2,692	2,975	(283)	(10)%
Other income (expense):
Investment income	33	1	32	3200%
Total other income	33	1	32	3200%
Income before income taxes	2,725	2,976	(251)	(8)%
Provision for income taxes	(722)	(824)	102	(12)%
Net Income	$2,003	$2,152	$(149)	(7)%

Key Metrics
Access lines	3,911	4,050	(139)	-3%

Revenue

Regulated revenues - Regulated revenue was relatively unchanged at $3.0 million and $3.1 million for the three months ended June 30, 2023 and 2022. Regulated revenue was also relatively unchanged at $6.0 million and $6.1 million for the six months ended June 30, 2023 and 2022, respectively.

Non-regulated revenues: Broadband and related services - Broadband and related services revenue was relatively unchanged at $0.8 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. Broadband and related services revenue was also relatively unchanged at $1.5 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively.

Non-regulated revenues: Video (including cable modem) - Video (including cable modem) revenue was relatively unchanged at less than $0.1 million for the three months ended June 30, 2023 and 2022. Video revenue was also relatively unchanged at $0.1 million and less than $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

Non-regulated revenues: Other - Other non-regulated revenue was relatively unchanged at $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. Other non-regulated revenue was also relatively unchanged at $0.3 million for the six months ended June 30, 2023 and 2022.

Operating Costs and Expenses

Cost of Revenue, excluding depreciation: For the three and six months ended June 30, 2023 the cost of revenue, excluding depreciation, increased by $0.1 million or 4% and $0.2 million or 8%, respectively. This increase is due to increased sales and marketing expenses with the expansion into residential fiber to the home project in Escanaba, Michigan. In addition, there were increases to staffing and related salary expense to support increased labor demand along with inflationary pressures.

General and Administrative: General and administrative costs remained unchanged for the three months ended June 30, 2023 and increased by $0.1 million or 14% for the six months ended June 30, 2023. This increase is primarily due to an increase in employee headcount which resulted in higher payroll costs.

Depreciation: Depreciation decreased by $— million or —% and $0.1 million or 9%, for the three and six months ended June 30, 2023, respectively. This decrease is primarily due to an increase in the number of assets that were fully depreciated for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

Other Income

Investment Income: Investment income was less than $0.1 million for the three and six months ended June 30, 2023 and 2022. This amount of investment income relates to interest income from our money market accounts.

Income Tax Provision

The income tax provision includes federal, as well as state and local taxes. The effective tax rates for the six months ended June 30, 2023 and 2022 are 26% and 28%, respectively. The effective tax rate differs from the statutory federal income tax rate primarily due to nondeductible items, state income taxes and return to accrual adjustments related to prior year accruals.

Non-GAAP Financial Measures

In addition to the results reported with GAAP, we also use certain non-GAAP measures such as net earnings before interest expense, income taxes, and depreciation and amortization (EBITDA) and adjusted EBITDA to evaluate operating performance and to facilitate the comparison of our historical results and trends. These financial measures are not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for net income as a measure of performance and net cash provided by operating activities as a measure of liquidity. They are not, on their own, necessarily indicative of cash available to fund cash needs as determined in accordance with GAAP. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Adjusted EBITDA is comprised of EBITDA, adjusted for certain items as permitted. These measures are a common measure of operating performance in the communications industry and are useful, with other data, as a means to evaluate our ability to fund our estimated uses of cash. Adjusted EBITDA is used by our management as a supplemental financial measure to evaluate the operating performance of our business and when viewed with our GAAP results and the accompanying reconciliations, we believe it provides a more complete understanding of factors and trends affecting our business than the GAAP results alone.

The following table is a reconciliation of net income to adjusted EBITDA for the three months ended June 30, 2023 and 2022 (dollars in thousands).

	Three Months Ended June 30,
	2023	2022	Increase (Decrease)
Net Income	$1,060	$1,053	$7	1%
Add (subtract):
Depreciation	506	508	(2)	—%
Income tax provision	391	426	(35)	(8)%
EBITDA	$1,957	$1,987	$(30)	2%

Adjustments to EBITDA
Accretion expense	3	3	—	—%
Investment income	(16)	(1)	(15)	1500%
Adjusted EBITDA	$1,944	$1,989	$(45)	(2)%

	Six Months Ended June 30,
	2023	2022	Increase (Decrease)
Net Income	$2,003	$2,152	$(149)	(7)%
Add (subtract):
Depreciation	1,012	1,113	(101)	(9)%
Income tax provision	722	824	(102)	(12)%
EBITDA	$3,737	$4,089	$(352)	9%

Adjustments to EBITDA
Accretion expense	6	6	—	—%
Investment income	(33)	(1)	(32)	3200%
Adjusted EBITDA	3,710	4,094	(384)	(9)%

For each of the Three Months Ended June 30, 2023 and 2022, EBITDA remained relatively unchanged at $2.0 million. For the Three Months Ended June 30, 2023 and 2022, adjusted EBITDA also remained relatively unchanged at $1.9 million and $2.0 million, respectively. For the Six Months Ended June 30, 2023 and 2022, EBITDA and adjusted EBITDA decreased from $4.1 million to $3.7 million. This decrease was driven by lower depreciation for the three and six months ended June 30, 2023 and 2022. See the “Operating Cost and Expense” section above for our discussion on the fluctuation of depreciation.

CRITICAL ACCOUNTING ESTIMATES

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with GAAP. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions. Note 2 to the Condensed Consolidated Financial Statements describes several accounting policies that are important to the preparation of our condensed consolidated financial statements, but do not meet the SEC’s definition of critical accounting estimate.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. In some cases, these forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “potential,” “continue,” “is/are likely to” or other similar expressions. They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe.

The factors described under “Risk Factors” in our Form 10 Registration Statement that went effective July 13, 2023 could cause our actual results to differ from our expectations or beliefs. Other factors not described therein, may also cause our actual results to differ from our expectations and belief. Except as required by law, we do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2023.

During the fiscal year ended December 31, 2022, we identified the existence of material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weaknesses relate to the following:

•	We did not properly design or maintain effective controls over the financial reporting process to enable timely reporting of complete and accurate financial information. Specifically, we did not design and implement control activities with a sufficient precision to prevent or detect a material misstatement and did not consistently perform control activities or consistently retain adequate supporting documentation of the preparation and review of financial information supporting financial statement balances and the related footnote disclosures.

•	We did not design and maintain sufficient information technology general controls (“ITGCs”) in the areas of logical security access in certain financially relevant systems, including adequate segregation of duties, and reinforcing independent journal entry review. Due to the pervasive impact of the ineffective ITGCs, certain control activities including manual controls that rely on data produced by and maintained within these IT system applications, were also considered ineffective, potentially impacting all financial statement accounts.

Management has concluded that the above material weaknesses continue to exist as of the quarter ended June 30, 2023. Since addressing material weakness in our internal control over financial reporting is critical to our success going forward, management is implementing a plan consisting of additional staffing, training, systems, procedures and interdepartmental communications, to address the material weakness going forward.

As part of our remediation plan, we have added staff members to the accounting department with greater familiarity with U.S. GAAP and SEC reporting requirements and retained a consulting firm to assist us in assessing our compliance with the Sarbanes-Oxley Act to help us (i) further develop and implement formal policies, processes and documentation procedures relating to our financial reporting and (ii) address the accounting function’s staffing needs and training and strengthen our internal control processes. In addition, we plan to streamline and consolidate our financial systems, including with respect to accounting and customer billing. With respect to procedures, we have begun to monitor and review our audit internal control procedures to ensure that we are executing the procedures as documented and are also considering additional procedures and controls that may need to be updated. Finally, we are working to ensure that key information is shared in a timely manner with all company personnel that needs to know such information.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our Company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. We base the design of any system of controls in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. For a description of our material pending legal proceedings, see Note 11 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not Applicable.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.*

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C §1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MachTen, Inc.

Date: August 28, 2023	By:	/s/ Daniel Miller
Daniel Miller
Chief Executive Officer
(Principal Executive Officer)

Date: August 28, 2023	By:	/s/ Stephen J. Moore
Stephen J. Moore
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)