Form 10-Q
period 2023-09-30
MachTen, Inc.
filed 2023-11-14
CIK 1957783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56553

MachTen, Inc.
(Exact name of registrant as specified in its charter)

Delaware	92-3979418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1516 Barlow Street, Suite D
Traverse City, MI	49686
(Address of principal executive offices)	(Zip Code)

(855) 642-4227
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of the close of business on September 30, 2023, was 3,272,407, including restricted stock awards.

INDEX

MachTen, Inc.

i

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MachTen, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022
(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,567	$1,202
Accounts receivable, less allowances for expected credit loss of $13 and $13 as of September 30, 2023 and December 31, 2022	906	868
Materials and supplies	2,505	1,408
Other current assets	474	507
Total current assets	5,452	3,985

Property, plant and equipment, net	23,707	20,818
Right-of-use assets, net	679	747
Goodwill	100	100
Other noncurrent assets	66	70
Total assets	$30,004	$25,720

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$92	$3,362
Note payable	15,000	0
Accrued liabilities	3,112	1,157
Current operating lease liability	78	74
Total current liabilities	18,282	4,593

Deferred income taxes-net	2,486	2,726
Long term operating lease liability	644	710
Asset retirement obligation	144	136
Other noncurrent liabilities	26	26
Total liabilities	$21,582	$8,191

Shareholders’ equity:
Common stock, 11,500,000 authorized, par value of $0.001 per share, 3,172,407 issued and outstanding at September 30, 2023	$3	$0
Additional paid-in capital	23,009	0
Dividends declared	(15,000)	0
Retained earnings	410	17,529
Total shareholders’ equity	8,422	17,529
Total liabilities and shareholders’ equity	$30,004	$25,720

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MachTen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$4,131	$4,061	$11,987	$11,923

Operating Costs:
Cost of revenue, excluding depreciation	1,426	1,420	4,126	3,924
General and administrative	639	610	2,091	1,874
Depreciation and accretion	513	529	1,530	1,646
Total Costs and Expenses	2,578	2,559	7,747	7,444

Operating profit	1,553	1,502	4,240	4,479

Other Income (Expense)
Interest Expense	(88)	0	(88)	0
Investment income	4	3	42	5
Total Other Income	(84)	3	(46)	5

Income before income taxes	1,469	1,505	4,194	4,484

Provision for income taxes	(379)	(423)	(1,101)	(1,248)

Net Income	$1,090	$1,082	$3,093	$3,236

Net income per share:
Basic	$0.34	$0.34	$0.98	$1.02
Diluted	$0.34	$0.34	$0.98	$1.02

Weighted-average shares outstanding:
Basic	3,172	3,172	3,172	3,172
Diluted	3,172	3,172	3,172	3,172

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MachTen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares	Common Stock Value	Parent Company Investment	Retained Earnings	APIC	Total
Balance at January 1, 2023	100	$—	$17,529	$—	$—	$17,529
Net Income	—	—	2,003	—	—	2,003
Contributions from LICT	—	—	2,800	—	—	2,800
Balance at June 30, 2023	100	$—	$22,332	$—	$—	$22,332
Net Income from July 1, to August 31, 2023	—	—	680	—	—	680
Dividends Declared	—	—	(15,000)	—	—	(15,000)
Conversion of Net Investment into Capital	3,072	3	(8,012)	—	8,009	—
Net Income from September 1, 2023 to September 30, 2023	—	—	—	410	—	410
Balance at September 30, 2023	3,172	$3	$8,012	$410	$—	$8,422

	Common Stock Shares	Common Stock Value	Parent Company Investment	Retained Earnings	APIC	Total
Balance at January 1, 2022	100	$—	$13,512	$—	$—	$13,512
Net Income	—	—	2,152	—	—	2,152
Distribution to LICT	—	—	(1,804)	—	—	(1,804)
Balance at June 30, 2022	100	$—	$13,860	$—	$—	$13,860
Net Income	—	—	1,082	—	—	1,082
Distribution to LICT	—	—	—	—	—	—
Balance at September 30, 2022	100	$—	$14,942	$—	$—	$14,942

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MachTen, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,093	$3,236
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,522	1,638
Accretion of asset retirement obligation	8	8
Allowance for uncollectible accounts	(6)	(1)
Deferred income tax provision	(240)	(308)
Change in operating assets and liabilities:
Trade accounts receivable,	(32)	426
Trade accounts payable and accrued liabilities	1,252	820
Operating lease right of use asset	68	(287)
Operating lease liability	(62)	307
Other assets and liabilities	(1,065)	(432)
Net cash provided by operating activities	4,538	5,407
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,519)	(3,256)
Other	(454)	(180)
Net cash used in in investing activities	(6,973)	(3,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from (Distribution to) LICT,	2,800	(1,804)
Net cash provided by (used in) financing activities	2,800	(1,804)
Net increase in cash and cash equivalents	365	167
Cash and cash equivalents at beginning of period	1,202	1,027
Cash and cash equivalents at end of period	$1,567	$1,194

Supplemental Cash Flow Information
Cash paid for income taxes	$300	$440

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MachTen, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.          Business Organization and Nature of Operations

Except as otherwise indicated or unless the context otherwise requires, “MAC,” “we,” “us,” “our” and the “Company” refer to MachTen, Inc., a Delaware corporation, and its subsidiaries, which after giving effect to the Spin-Off on August 31, 2023 (as defined below) succeeded to LMT Holding Corporation (“LMT”) and its subsidiaries. All references to “LICT” are: (i) for periods prior to the Spin-Off on August 31,2023, LICT Corporation, individually or together with its subsidiaries as the context may require; and (ii) for periods after the Spin-Off on August 31, 2023, LICT Corporation, excluding the LMT and its subsidiaries, after giving effect to the Spin-Off.

MachTen (OTC: MACT) is a Delaware corporation and holding company for LMT Corporation (“LMT”) and each of LMT’s indirect wholly-owned operating subsidiaries: Upper Peninsula Telephone Company (“UPTC”), Michigan Central Broadband Company, LLC (“MCBC”), and Alpha Communications Limited, Inc. (“Alpha”).

LMT and its subsidiaries provide regulated and unregulated internet access broadband and communications services, including local telephone service, network access, transport, long-distance, cable television, rural local exchange carrier (“RLEC”), and competitive local exchange carrier (“CLEC”) services.  MachTen’s principal executive offices are located at 1516 Barlow Street, Suite D, Traverse City, MI 49686.

On August 31, 2023, LICT Corporation (“LICT”) distributed to the holders of its common stock, by way of a pro rata dividend (the “Distribution”), 81% of the common stock of MachTen.  Prior to the Distribution and in contemplation thereof, on August 8, 2023, MachTen entered into a Contribution Agreement with LICT, pursuant to which LICT contributed all the shares of its wholly-owned subsidiary, LMT and each of LMT’s indirect wholly-owned operating subsidiaries, in exchange for (i) 3,172,407 shares of MachTen’s common stock and (ii) a cash dividend to be paid in the amount of $15 million (the “Contribution”).

Note 2.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared and represent the accounts of LMT as of August 31, 2023 (prior to the consummation of the Spin-Off), and the accounts of MachTen, Inc. as of September 30, 2023 (subsequent to the Spin-Off). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. Management believes the assumptions underlying the condensed consolidated financial statements are reasonable.

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

The accompanying condensed consolidated financial statements of the Company show the historical condensed consolidated financial position, results of operations, changes in shareholders’ equity and cash flows of the Company. These condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the accompanying notes thereto. These unaudited condensed consolidated financial statements do not purport to reflect what the results of operations, financial position, or cash flows would have been had the Company operated as a separate, stand-alone entity during all the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our audited consolidated financial statements for the year ended December 31, 2022.

Index
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

Cash and Cash Equivalents

Cash equivalents consist of U.S. Treasury money market funds with original maturities of three months or less when purchased. Cash equivalents held in U.S. Treasury money market funds as of September 30, 2023 and December 31, 2022 totaled $0.2 million and $0.7 million, respectively, and are insured by the Securities Investor Protection Corporation up to $500,000 per separate capacity account. The Company maintains its cash balance in accounts that, at times, may exceed the $250,000 Federal Deposit Insurance Corporation limits per financial institution.

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

The Company received revenue from the Federal Universal Service Fund (“USF”), various state funds and NECA in excess of ten percent of consolidated revenue for the three months ended September 30, 2023 and 2022. The revenue received from these sources for each of the three months ended September 30, 2023 and 2022 were $2.4 million and $2.5 million (59% and 63% of revenue), respectively. Revenue received from these sources for each of  the nine months ended September 30, 2023 and 2022 were $7.4 million and $7.6 million (62% and 64% of revenue), respectively. A loss of revenue from these sources could negatively impact our operations and results.

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

Index
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

Asset Retirement Obligations

The Company’s asset retirement obligation (“ARO”) primarily represents the fair value of a liability that the Company will incur to restore leased locations to their pre-lease conditions. In the determination of fair value for an ARO, the Company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, discount and inflation rates. AROs are primarily recorded for the Company’s leased fiber, leased tower sites, pole attachments and submarine cable which are amortized over the life of the related leases.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of expected credit losses in the Company’s existing accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, current and anticipated future economic conditions and reasonable and supportable information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is doubtful. Due to the dispersed geographic nature of the Company’s operations and the residential nature of its customers, no single customer, or identifiable group of customers, accounts for a significant amount of the Company’s receivable balances, other than from NECA or the Universal Service Administrative Company (“USAC”), as discussed in Revenue Recognition below.

Materials and Supplies

Materials and supplies are stated at average cost and are not held for sale, but rather for purposes of supporting the Company’s business. Major components are fiber, copper, coax cable, routers and various electronics.  Materials and supplies in stock is reviewed for obsolescence at least annually and items determined to be obsolete are written off

Property, Plant and Equipment

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

Index
Goodwill

On September 10, 2019, UPTC acquired selected assets and operations from Sunrise Communications, a Cable television provider in Northern Michigan resulting in the recognition of $0.1 million of goodwill. The Company tests its goodwill for impairment annually on a qualitative or quantitative basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value.  If there are indicators of impairment and we determine that the reporting unit’s carrying amount exceeds its fair value, we record an impairment charge to the extent the carrying amount exceeds the reporting unit’s estimated fair value. No impairment was recorded as of September 30, 2023 and December 31, 2022.

There were no indicators of impairment to the Company’s goodwill and no impairment charges were recorded for the three and nine months ended September 30, 2023 and 2022.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases. There were no asset impairments recorded for the three and nine months ended September 30, 2023 and 2022.

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

Index
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

Short-term leases primarily consist of month-to-month leases where either party has the option to cancel with less than one year’s notice, or for those leases where the agreement terms are not final. Lease expenses are recognized as incurred.

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

Accounting guidance concerning uncertain income tax positions requires the Company to recognize the effect of income tax positions only if those positions are more likely than not to be sustained. There were no uncertain tax positions to report as of September 30, 2023 and December 31, 2022. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Penalties and interest related to tax if any are recorded as general and administrative expenses in the income statement.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Index
Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted net income per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested restricted stock awards. Weighted average common shares outstanding is comprised of issued shares of 3,172,407, as described in shareholders equity note disclosure below. Basic and diluted earnings per share are calculated as follows, based on a reconciliation of the weighted-average common shares outstanding on a basic and diluted basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Net income	$1,090	$1,082	$3,093	$3,236
Weighted average common shares outstanding – basic/diluted	3,172	3,172	3,172	3,172
Shares excluded from the calculation of diluted earnings per share	—	—	—	—
Net income per share – basic/diluted	$0.34	$0.34	$0.98	$1.02

Shareholders’ Equity

On August 31, 2023, the Company issued 3,172,407 shares of common stock with a par value of $0.001 in connection with the Spin-off. Basic and diluted shares outstanding were 3,172,407 as of September 30, 2023.

Stock Based Compensation

The measurement and recognition of compensation expense for all stock-based compensation awards to employees are based on estimated fair values. Awards granted are measured at fair value and any compensation expense is recognized over the service periods of each award. MAC maintains a stock award and incentive plan designed to attract and retain individuals that are key to the success of the business.  On August 14, 2023, 100,000 RSAs were issued at a grant price of $4.42.  These RSAs will vest in equal 20% installments over a 5-year period beginning August of 2024.

Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10 (Topic 832), which requires business entities to disclose information about certain government assistance they receive. The ASU is effective for annual reporting periods beginning after December 15, 2021. The Company adopted this ASU effective January 1, 2022. The Company receives Alternative Connect America Cost Model (“ACAM”) funding which is included in Revenues in the Condensed Consolidated Statements of Income at an amount of $2.2 million for each of the three months ended September 30, 2023 and 2022. ACAM revenue for each of the nine months ended September 30, 2023 and 2022 was $6.5 million. The Company also receives Connect America Fund – Intercarrier Compensation (“CAF-ICC”) funding which is included in Revenues in the Condensed Consolidated Statement of Income at an amount of $0.3 million for each of the three months ended September 30, 2023 and 2022. CAF-ICC revenues for the nine months ended September 30, 2023 and 2022 were $0.9 million and $0.8 million, respectively.

Index
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

Note 4.          Property, Plant and Equipment

Components of the Company’s property, plant and equipment and accumulated depreciation are as follows (in thousands):

	September 30,	December 31,
	2023	2022
	(unaudited)
Land	$78	$78
Motor Vehicles	1,032	1,036
Buildings and leasehold improvements	2,881	2,881
Fiber Cable	36,546	35,813
Circuit and Switching Equipment	14,447	14,440
Other	2,628	2,550
Construction in progress	11,006	7,416
	68,618	64,214
Accumulated depreciation	(44,911)	(43,396)
Total	$23,707	$20,818

Depreciation expense for the three months ended September 30, 2023 and 2022 were $0.5 million and $0.5 million, respectively and $1.5 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 5.          Accrued Liabilities

As of September 30, 2023 and December 31, 2022, the accrued liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
	(unaudited)

Accrued income taxes	1,802	815
Accrued payroll and employee benefits	164	219
Accrued for other expenses	1,146	123
Total	$3,112	$1,157

Index
Note 6.          Related Party Transactions

During the eight months ended August 31, 2023, LMT operated, with its subsidiaries, under the LICT organization of LICT. LICT is a holding company of other telecom subsidiaries which have similar operations to LMT. As of September 1, 2023, LMT began operating under MAC.

During the eight months ended August 31, 2023, LMT transferred cash to LICT on a regular basis. Funds were sent as payment for expenses including annual management and director fees, which are calculated as a ratio based on performance compared to all LICT subsidiaries as a whole. Management fees expense charged to LMT by LICT for each of the three months ended September 30, 2023 and 2022 were $0.2 million, and $0.5 million and $0.4 million for each of the nine months ended September 30, 2023 and 2022, respectively. These fees are included in general and administrative expenses in the Condensed Consolidated Statements of Operations. Internal director fees expense charged to LMT for each of the three months ended September 30, 2023 and 2022 was $0.1 million and for the nine months ended September 30, 2023 and 2022 was $0.2 million and $0.1 million, respectively and is also included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

On August 30, 2023 LICT issued a $15.0 million short term unsecured promissory note in lieu of dividends payable to MAC with a maturity date of August 30, 2024.  Interest is to be paid quarterly in arrears at the average secured overnight financing rate or 30 day SOFR + 1.50%.  Interest expense related to this note payable was $88 thousand at September 30, 2023 at a rate of 6.8%.

As of September 30, 2023 and December 31, 2022, LMT had $0.2 million and $0.7 million, respectively, invested in U.S. Treasury money market funds for which affiliates of LMT’s Chairman serve as investment managers to the respective funds.

The Company also engages in monthly transactions with Western New Mexico Telephone Corporation, another subsidiary under LICT where the Company is charged a percentage of an LICT officer’s salary. The Company’s allocation has been less than $0.1 million for each of the three and nine months ended September 30, 2023 and 2022 and is included in General and administrative expenses in the Condensed Consolidated Statements of Income.

Note 7.          Fair Value Measurement

The Company has assets that are measured at fair value: U.S. Treasury money market funds, included in cash and cash equivalents in the accompanying condensed consolidated balance sheets, which are classified as Level 1 inputs because they are valued using quoted market prices. U.S. Treasury money market funds had a value of $0.2 million as of September 30, 2023 and $0.7 as of December 31, 2022. Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these instruments do not differ materially from their respective fair value due to the immediate or short-term nature of these items. There are no Level 2 or Level 3 financial assets and liabilities as of September 30, 2023 and December 31, 2022.

Asset retirement obligations for the fair value of legal obligations associated with asset retirements and a corresponding increase in the carrying amount of the related long-lived asset in the period in which the obligations are incurred. In periods subsequent to initial measurement, the Company recognizes changes in the liability resulting from the passage of time and updates to the timing or the amount of the original estimates. Level 3 inputs are unobservable and used for the fair value calculation of asset retirement obligations. See Note 12 “Asset Retirement Obligation” for a discussion of the Company’s asset retirement obligations.

Note 8.          Employee Benefit Plans

UPTC maintains a defined contribution plan. Contributions under this plan, are based primarily on the financial performance of the business units and employee compensation. Total discretionary employer contribution expense related to these plans for each of the three and nine months ended September 30, 2023 and 2022 was less than $0.1 million, which is included in the condensed consolidated Statements of Operations.

Index
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

Both of the Company’s RLECs receive a fixed amount of USF support paid from USAC through NECA based on the FCC’s Alternative Connect America Cost Model (“A-CAM”) program. The A-CAM program provides revenue through 2028 based on a cost model, rather than company-specific costs. Carriers electing A-CAM are required to maintain voice and provide broadband service of at least 10/1 Mbps or 25/3 Mbps to a certain percentage of locations by the end of the support term in 2028, with deployment milestones along the way. A-CAM revenues for each of the three months ended September 30, 2023 and 2022 were 2.2 million. A-CAM revenue for each of the nine months ended September 30, 2023 and 2022 was $6.5 million.

For all taxable revenue, the Company collects taxes and regulatory fees from its customers on behalf of various governmental authorities and remits these taxes and fees to the appropriate authorities. The collection of such taxes and fees is not recognized as revenue, but is recorded as current liabilities on the balance sheet until remitted. Deferred revenue resulting from large non-regulated business installations or other non-regulated services are included in other liabilities and are amortized over the customer life.

Index
The following tables provide the Company’s revenue disaggregated on the basis of revenue source and products (in thousands):

For the Three Months Ended September 30, 2023
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Regulated Revenue
Local access	$342	—	$342
Interstate access and USF	268	2,411	2,679
Intrastate access and USF	19	—	19
Other	39	—	39
Total Regulated Revenue	$668	2,411	$3,079
Non-Regulated Revenue
Broadband and other services	$873	—	$873
Video	46	—	46
Other	133	—	133
Total Non-Regulated Revenue	$1,052	—	$1,052
Total Revenue	$1,720	2,411	$4,131
For the Three Months Ended September 30, 2023
Revenue by type of recognition:
Services transferred over time	$1,672
Equipment and long-distance service transferred at a point in time	48
Total Revenue	$1,720

Index
For the Three Months Ended September 30, 2022

	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Regulated Revenue
Local access	$355	—	$355
Interstate access and USF	265	2,367	2,632
Intrastate access and USF	23	68	91
Other	42	—	42
Total Regulated Revenue	$685	2,435	$3,120
Non-Regulated Revenue
Broadband and other services	$783	—	$783
Video	9	—	9
Other	149	—	149
Total Non-Regulated Revenue	$941	—	$941
Total Revenue	$1,626	2,435	$4,061
For the Three Months Ended September 30, 2022
Revenue by type of recognition:
Services transferred over time	$1,570
Equipment and long-distance service transferred at a point in time	56
Total Revenue	$1,626

Index
For the Nine Months Ended September 30, 2023
	Accounted for Under ASC 606	Accounted For Under Other Guidance	Total Revenue
Regulated Revenue
Local access	$983	—	$983
Interstate access and USF	891	7,083	7,974
Intrastate access and USF	56	—	56
Other	95	1	96
Total Regulated Revenue	$2,025	7,084	$9,109
Non-Regulated Revenue
Broadband and other services	$2,371	—	$2,371
Video	99	—	99
Other	408	—	408
Total Non-Regulated Revenue	$2,878	—	$2,878
Total Revenue	$4,903	7,084	$11,987
For the Nine Months Ended September 30, 2023
Revenue by type of recognition:
Services transferred over time	$4,780
Equipment and long-distance service transferred at a point in time	123
Total Revenue	$4,903

Index
For the Nine Months Ended September 30, 2022
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Regulated Revenue
Local access	$1,013	—	$1,013
Interstate access and USF	851	7,036	7,887
Intrastate access and USF	68	205	273
Other	82	1	83
Total Regulated Revenue	$2,014	7,242	$9,256
Non-Regulated Revenue
Broadband and other services	$2,193	—	$2,193
Video	25	—	25
Other	449	—	449
Total Non-Regulated Revenue	$2,667	—	$2,667
Total Revenue	$4,681	7,242	$11,923
For the Nine Months Ended September 30, 2022
Revenue by type of recognition:
Services transferred over time	$4,538
Equipment and long-distance service transferred at a point in time	143
Total Revenue	$4,681

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of September 30, 2023. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606: (1) The performance obligation is part of a contract that has an original expected duration of one year or less and (2) Revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer in accordance with ASC 606-10-55-18.

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

Index
Contract Assets and Liabilities

The Company incurs certain incremental costs to obtain contracts that it expects to recover. These costs consist primarily of sales commissions and other directly related incentive compensation payments related to customer contracts. Incremental costs of obtaining contracts for which the term is one year or less are expensed as incurred. The Company does not incur material contract fulfillment costs associated with is contracts with customers. The cost of the Company’s network and related equipment, and enhancements to the network required under customer contracts, is accounted for in accordance with ASC 360, Property, Plant and Equipment. When a customer adds a distinct service to an existing contract for the standalone selling price of that service, the new service is treated as a separate contract. Contract modifications and cancellations did not have a material effect for the three and nine months ended September 30, 2023. The Company did not have any contract assets and liabilities as of September 30, 2023 and December 31, 2022. The Company did not incur any material commission fees or costs associated with installation and infrastructure as of September 30, 2023 and December 31, 2022.

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

The practical expedient was elected to combine the lease and non-lease components for all asset classes. The following table summarizes the components of lease expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Operating lease cost	$36	$36
Total Lease Cost	$36	$36

	For the Nine Months Ended September 30,
	2023	2022
Operating lease cost	$109	$105
Total Lease Cost	$109	$105

The weighted-average remaining lease term and the weighted-average discount rate for operating leases are as follows:

	September 30,	December 31,
	2023	2022
	(unaudited)
Weighted-average remaining lease term (in years) - operating leases	13.81 years	14 years
Weighted-average discount rate - operating leases	7.23%	7.0%

Index
The following table provides a summary of minimum payments for operating leases (in thousands):

Year ending December 31,
2023 (3 months)	$25
2024	129
2025	105
2026	67
2027	69
Thereafter	945
Total Obligation	$1,340
Less: amount representing interest and discount	(618)
Present Value of Future Minimum Lease Payments	$722
Less: current portion	(78)
Lease obligations, net of current portion	$644

ROU assets were approximately $0.7 million and $0.7 million at September 30, 2023 and December 31, 2022.

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

In August 2022, the Company filed a lawsuit with the Delta County Circuit Court for a temporary restraining order against Atlantic Engineering Group (“AEG”) and a former employee who was causing damage to the Company’s cables by converting the Company’s position on the electric poles and placing them in a position that was below the minimum clearance and in unserviceable locations. The Company won the motion and was granted the temporary restraining order. During the same month, the AEG filed a counter lawsuit claiming that the Company’s lawsuit was anti-competitive behavior in its nature. At this time the outcome of either claim cannot be determined and there is no amount associated with the counter claim and no amounts are accrued as of September 30, 2023.

Connecting Michigan Communities 3.0 Grant

On May 2, 2022, the Michigan Department of Technology, Management, and Budget (“DTMB”) announced UPTC was a successful recipient of a $2.0 million CMIC 3.0 broadband grant, which it applied for in January 2022, requiring a CapEx match of $2.0 million for a total project cost of $4.0 million. This project was accepted and is underway. The Company accounts for any grants by netting the amounts in connection with the respective capital expenditure to which it applies. For the nine months ended September 30, 2023, the Company received $0.8 million of the CMIC 3.0 broadband grant.

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

Index
In 2023 and 2022, the Company performed a review of the assumptions and estimated costs related to asset retirement obligations. The results of the review are as follows.

	September 30,	December 31,
	2023	2022
	(unaudited)
Beginning Balance	$136	$125
Accretion Expense	8	11
Ending Balance	$144	$136

Note 13.        Segment Information

We operate in the Telecommunications Segment and have no other significant business segments. The Telecommunications Segment consists of broadband, voice and video services delivered to the customer.

NOTE 14 — INCOME TAXES

In accordance with ASC 740-270-50-1, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2023 and 2022 based on the current estimate of the effective annual rate.  The effective tax rates for the nine months ended September 30, 2023 and 2022 are 26% and 28%, respectively.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

MachTen (OTC: MACT) is a Delaware corporation and holding company for LMT and each of LMT’s indirect wholly-owned operating subsidiaries: Upper Peninsula Telephone Company (“UPTC”), Michigan Central Broadband Company, LLC (“MCBC”), and Alpha Communications Limited, Inc. (“Alpha”).

LMT and its subsidiaries provide regulated and unregulated internet access broadband and communications services, including local telephone service, network access, transport, long-distance, cable television, rural local exchange carrier (“RLEC”), and competitive local exchange carrier (“CLEC”) services.

In July 2023, the Board of Directors of LICT approved the spin-off (the “Separation” or the “Spin-Off”) of 81% of the shares of common stock of MachTen to holders of LICT’s common stock (the “Distribution”) as of 5:00 p.m. New York City time on July 31, 2023 (the “record date”). Prior to the Spin-Off, on August 8, 2023, LICT undertook an internal reorganization and contributed the Michigan Businesses to MachTen.  The Distribution became effective on August 31, 2023, with each LICT stockholder receiving 150 shares of MachTen’s common stock for every one share of LICT common stock held at close of business on the record date and LICT retaining 19% of the outstanding stock of MachTen.

Our operating companies provide a broad array of communications services to residential, commercial and governmental customers, including:

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

Federal authorities and the Michigan state government have long had a policy of encouraging and promoting telephone, broadband and other communication services in rural areas. Given the sparseness and widespread distribution of the population served by our RLECs, it would not be economically feasible to provide communications services without Universal Service Fund (“USF”) mechanisms and support programs. USF programs have consistently evolved to address the need to provide upgraded high speed and reliable communications. To that end, USF programs encourage RLECs to invest in and expand their use of new communications technologies for the benefit of their customers. There is no guarantee that such support programs will continue at the same levels. Some reductions have already occurred, including the elimination of Michigan USF revenues.

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

Index
In August 2023, the FCC proposed an Enhanced A-CAM program, offering to increase the level of support provided to our RLECs by approximately $1 million annually, with a 10-year extension through 2038.  Both UPTC and MCBC accepted these offers in September 2023, and will begin receiving the additional support payments in January 2024.  Enhanced A-CAM will require UPTC and MCBC to offer internet speeds of at least 100 Mbps download / 20 Mbps upload to just under 9,000 locations identified by the National Broadband Map. To achieve the required speeds, it is anticipated that UPTC and MCBC will construct more than 1,500 miles of fiber optic facilities. The deadline to complete the buildout is the end of 2028.

In addition to Enhanced A-CAM, the US Department of Agriculture’s Rural Utility Service (“RUS”) has awarded ReConnect America grants to UPTC, MCBC and Alpha. These grants contemplate projects of approximately $46.0 million, $19.9 million, and $19.5 million, respectively.  The grants provided to UPTC and MCBC require matching funds of 25% of the total project cost, while the grant awarded to Alpha provides 100% of the funds needed to complete the project. ReConnect America grants require the buildout of broadband internet with speeds of at least 100/20. It is anticipated that these three grant projects will require 500 additional miles of fiber optic facilities to be constructed before the end of 2028.  By the end of 2028, it is expected that UPTC, MCBC, and Alpha will pass more than 17,000 locations with Fiber-to-the-home (“FTTH”) capabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023 the Company had current assets of $5.5 million and current liabilities of $18.3 million, resulting in a working capital deficit of $12.8 million compared to a $0.6 million deficit at December 31, 2022. This is attributed to a new short term note payable issued to LICT at the Spin-Off on August 31, 2023 for payment of $15 million in dividends.  In connection with the recently completed Spin-Off from LICT, MachTen intends to initiate a senior secured revolving credit facility with CoBank, ACB, of approximately $20.0 million. Shortly after the credit facility is finalized, MachTen will draw down $15.0 million that will then be distributed to LICT in payment of the note for the dividends.

Our primary sources of liquidity for the three months ended September 30, 2023 were cash generated from operations. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations. Cash as of September 30, 2023 was $1.6 million compared to $1.2 million at December 31, 2022. We anticipate capital spending to meet our Enhanced A-CAM obligations will gradually increase starting in the middle of 2024, and peak in 2028.

Sources and Use of Cash

The Company anticipates being able to continue producing positive operating cash flow and that, together with our available liquid assets, should be sufficient to meet our near-term cash requirements. We anticipate total revenue from the FCC’s A-CAM program to increase from $8.7 million annually to $9.7 million annually in January 2024, with an extension through 2038.

Net cash provided by operating activities

Net cash provided by operating activities decreased approximately $0.9 million between the nine months ended September 30, 2022 and 2023 from $4.5 million to $5.4 million, respectively.  The decrease is mostly due to decreases in prepaid expenses and accrued liabilities.

Net cash used in investing activities

Net cash used for investing activities was $7.0 million for the nine months ended September 30, 2023, compared to a net cash used in investing activities of $3.4 million for the nine months ended September 30, 2022, an increase of $3.6 million.  The increase is due to increased capital expenditures for the build out of the new FTTH network.

Net cash used in financing activities

Net cash provided by financing activities was $2.8 million for the nine months ended September 30, 2023, compared to a net cash used in financing activities of $1.8 million for the nine months ended September 30, 2022, an increase of $4.6 million. The increase was due to an increase in the amount of contributions from LICT of approximately $2.8 million for the nine months ended September 30, 2023, while the nine months ended September 30, 2022 was a distribution to LICT of $1.8 million.

Index
RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2023 and 2022

	For the Three Months Ended September 30,
	2023	2022	Increase (Decrease)
Revenue:
Regulated revenue:
Interstate access & USF	$2,679	$2,632	$47	2%
Local Access	342	355	(13)	(4)%
Intrastate access & USF	19	91	(72)	(79)%
Other	39	42	(3)	(7)%
Total regulated revenue	3,079	3,120	(41)	(1)%
Non-regulated revenue:
Broadband and related services	873	783	90	11%
Video (including cable modem)	46	9	37	411%
Other	133	149	(16)	(11)%
Total non-regulated revenue	1,052	941	111	12%
Total revenue	4,131	4,061	70	2%

Operating Costs and Expenses:
Cost of revenue, excluding depreciation	1,426	1,420	6	—%
General and administrative	408	404	4	1%
Management fees	175	150	25	17%
Internal director fees	56	56	—	—%
Accretion expense	3	3	—	—%
Depreciation	510	526	(16)	(3)%
Total operating costs and expenses	2,578	2,559	19	1%
Operating Profit	1,553	1,502	51	3%
Other income (expense):
Interest expense	(88)	0	(88)	(100)%
Investment income	4	3	1	33%
Total other income	(84)	3	(87)	(2900)%
Income before income taxes	1,469	1,505	(36)	(2)%
Provision for income taxes	(379)	(423)	44	(10)%
Net Income	$1,090	$1,082	$8	1%

Key Metrics
Voice Access lines	3,971	4,050 4,050	(79)	(2)%
CLEC Fiber Subscribers	900	428	472	173%
Video Subscribers	187	0	187	100%

Index
	For the Nine Months Ended September 30,
	2023	2022	Increase (Decrease)
Revenue:
Regulated revenue:
Interstate access & USF	$7,974	$7,887	$87	1%
Local Access	983	1,013	(30)	(3)%
Intrastate access & USF	56	273	(217)	(79)%
Other	96	83	13	16%
Total regulated revenue	9,109	9,256	(147)	(2)%
Non-regulated revenue:
Broadband and related services	2,371	2,193	178	8%
Video (including cable modem)	99	25	74	296%
Other	408	449	(41)	(9)%
Total non-regulated revenue	2,878	2,667	211	8%
Total revenue	11,987	11,923	64	1%

Operating Costs and Expenses:
Cost of revenue, excluding depreciation	4,126	3,924	202	5%
General and administrative	1,399	1,257	142	11%
Management fees	525	450	75	17%
Internal director fees	167	167	—	—%
Accretion expense	8	8	—	—%
Depreciation	1,522	1,638	(116)	(7)%
Total operating costs and expenses	7,747	7,444	303	4%
Operating Profit	4,240	4,479	(239)	(5)%
Other income (expense):
Interest expense	(88)	0	(88)	(100)%
Investment income	42	5	37	740%
Total other income	(46)	5	(51)	(1020)%
Income before income taxes	4,194	4,484	(290)	(6)%
Provision for income taxes	(1,101)	(1,248)	147	(12)%
Net Income	$3,093	$3,236	$(143)	(4)%

Key Metrics
Voice Access lines	3,971	4,050	(79)	(2)%
CLEC Fiber Subscribers	900	428	472	173%
Video Subscribers	187	0	187	100%

Index
Revenue

Regulated revenues - Regulated revenue was relatively unchanged at $3.1 million and $3.1 million for the three months ended September 30, 2023 and 2022. Regulated revenue slightly decreased at $9.1 million and $9.3million for the nine months ended September 30, 2023 and 2022, respectively.

Non-regulated revenues: Broadband and related services - Broadband and related services revenue was relatively unchanged at $0.9 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. Broadband and related services revenue increased slightly at $2.4 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Non-regulated revenues: Video (including cable modem) - Video (including cable modem) revenue was relatively unchanged at less than $0.1 million for the three months ended September 30, 2023 and 2022. Video revenue was also relatively unchanged at $0.1 million and less than $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Non-regulated revenues: Other - Other non-regulated revenue was relatively unchanged at $0.1 million for both the three months ended September 30, 2023 and 2022, respectively. Other non-regulated revenue was also relatively unchanged at $0.4 million for the nine months ended September 30, 2023 and 2022.

Operating Costs and Expenses

Cost of Revenue, excluding depreciation: For the three months ended September 30, 2023 and 2022 the cost of revenue, excluding depreciation,  remained unchanged at $1.4 million and for the nine months ended September 30, 2023 and 2022 increased by $0.2 million or 5% at $4.1 million and $3.9 million, respectively. This increase is due to increased sales and marketing expenses with the expansion into residential fiber to the home project in Escanaba, Michigan. In addition, there were increases to staffing and related salary expense to support increased labor demand along with inflationary pressures.

General and Administrative: General and administrative costs remained unchanged for the three months ended September 30, 2023 and increased by $0.1 million or 11% for the nine months ended September 30, 2023. This increase is primarily due to an increase in employee headcount which resulted in higher payroll costs.

Depreciation: Depreciation remained relatively unchanged at $0.5 million for the three months ended September 30, 2023 and decreased $0.1 million or 7%, for the nine months ended September 30, 2023.  This decrease is primarily due to an increase in the number of assets that were fully depreciated for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.

Other Income

Investment Income: Investment income was less than $0.1 million for the three and nine months ended September 30, 2023 and 2022. This amount of investment income relates to interest income from our money market accounts.

Income Tax Provision

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur. The income tax provision includes federal, as well as state and local taxes. The effective tax rate differs from the statutory federal income tax rate primarily due to nondeductible items, and state income taxes..

Index
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

The following table is a reconciliation of net income to adjusted EBITDA for the three months ended September 30, 2023 and 2022 (dollars in thousands).

	Three Months Ended September 30,
	2023	2022	Increase (Decrease)
Net Income	$1,090	$1,082	$8	1%
Add (subtract):
Depreciation	510	526	(16)	(3)%
Income tax provision	379	423	(44)	(10)%
Investment income	(4)	(3)	(1)	33%
Interest expense	88	0	88	100%
EBITDA	$2,063	$2,028	$(53)	(3)%

Adjustments to EBITDA
Accretion expense	3	3	—	—%
Adjusted EBITDA	$2,066	$2,031	$35	2%

Index
	Nine Months Ended September 30,
	2023	2022	Increase (Decrease)
Net Income	$3,093	$3,236	$(143)	(4)%
Add (subtract):
Depreciation	1,522	1,638	(116)	(7)%
Income tax provision	1,101	1,248	(147)	(12)%
Investment income	(42)	(5)	(37)	740%
Interest expense	88	0	88	100%
EBITDA	$5,762	$6,117	$(355)	(6)%

Adjustments to EBITDA:
Accretion expense	8	8	—	—%
Adjusted EBITDA	5,770	6,125	(355)	(6)%

For each of the Three Months Ended September 30, 2023 and 2022, EBITDA and adjusted EBITDA remained relatively unchanged at $2.1 million and $2.0 million, respectively.  For the nine Months Ended September 30, 2023 and 2022, EBITDA and adjusted EBITDA decreased from $6.1 million to $5.8 million. This decrease was driven by lower net income and from lower depreciation for the three and nine months ended September 30, 2023 and 2022. See the “Operating Cost and Expense” section above for our discussion on the fluctuation of depreciation.

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

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2023.

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

Management has concluded that the above material weaknesses continue to exist as of the quarter ended September 30, 2023. Since addressing material weakness in our internal control over financial reporting is critical to our success going forward, management is implementing a plan consisting of additional staffing, training, systems, procedures and interdepartmental communications, to address the material weakness going forward.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation efforts described above..

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

Index
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of its business, the Company is at times subject to various legal proceedings. For a description of our material pending legal proceedings, see Note 11 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.*

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C §1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MachTen, Inc.

Date: November 14, 2023	By:	/s/ Daniel Miller
Daniel Miller
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Stephen J. Moore
Stephen J. Moore
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)